Form 10-K
period 2014-10-31
Scotiabank Covered Bond Guarantor Limited Partnership
filed 2015-01-29
CIK 1581374

10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2014
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014	or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
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

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Capitalized terms used and not otherwise defined-herein shall have the same meanings as set forth in the Prospectus dated August 20, 2014.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Bank of Nova Scotia (in its capacities as Servicer and Cash Manager (collectively, the “Servicing Party”)) has been identified by the Sponsor as a party participating in the servicing function with respect to the asset pool held by the Issuing Entity. The Servicing Party has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (a “Servicing Assessment Report”), which Servicing Assessment Report is attached as an exhibit to this Form 10-K. In addition, the Servicing Party has provided an attestation report (an “Attestation Report”) by a independent registered public accounting firm, which report is also attached as an exhibit to this Form 10-K. Neither the Servicing Assessment Report nor the Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to The Bank of Nova Scotia as Cash Manager and Servicer.

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

SCOTIABANK COVERED BOND GUARANTOR LP
(Issuing entity)

Date: January 29, 2015	By:	THE BANK OF NOVA SCOTIA
(Depositor)

/s/ Jeffrey C. Heath
(Signature) Jeffrey C. Heath Executive Vice-President and Group Treasurer

EXHIBIT INDEX

Exhibit 31	Certifications.
Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by The Bank of Nova Scotia.
Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by KPMG LLP.
Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period ended October 31, 2014.