Form 10-K/A
period 2015-10-31
Scotiabank Covered Bond Guarantor Limited Partnership; BANK OF NOVA SCOTIA
filed 2016-05-02
CIK 1581374, 9631

Page 1 of 5

10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-K/A (Amendment No. 1)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015	or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
333-188984
(Commission file number of Issuing Entity)
Scotiabank Covered Bond Guarantor Limited Partnership
(Exact name of registrant as specified in its charter)
The Bank of Nova Scotia
(Exact name of Sponsor and Depositor as specified in its charter)
Ontario, Canada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40 King Street West, 64th Floor, Toronto, Ontario, Canada M5H 1H1	M5H 1H1
(Address of principal executive offices)	(Zip Code of Registrant)
(416) 866-3672 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to section 12(g) of the Act: Covered Bonds (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Documents Incorporated by Reference

None

Explanatory Note

This Amendment No. 1(this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended October 31, 2015, originally filed January 29, 2016 (the “Original Form 10-K”), is being filed solely to amend the title of the signatory hereto in compliance with General Instruction J to Form 10-K and to refile Exhibit 31 to the Original Form 10-K to conform to the form, content and signature requirements of Item 601(b)(31)(ii) of Regulation S-K.

No other changes have been made to the Original Form 10-K other than described above. This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-K or modify or update any disclosures set forth in the Original Form 10-K except as to the title of the signatory hereto and in Exhibit 31 hereto.

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

SCOTIABANK COVERED BOND GUARANTOR LIMITED PARTNERSHIP
(Issuing entity)

Date:	May 2, 2016	By:	THE BANK OF NOVA SCOTIA
(Servicer)

/s/ Andrew Branion
(Signature) Andrew Branion Executive Vice-President and Group Treasurer

EXHIBIT INDEX

Exhibit 31	Certifications.
Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by The Bank of Nova Scotia.**
Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by KPMG LLP.**
Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period ended October 31, 2015.**

** Previously filed