Form 10-K
period 2016-10-31
Scotiabank Covered Bond Guarantor Limited Partnership; BANK OF NOVA SCOTIA
filed 2017-01-27
CIK 1581374, 9631

10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016	or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
333-188984
(Commission file number of Issuing Entity) _________________
Scotiabank Covered Bond Guarantor Limited Partnership
(Exact name of registrant as specified in its charter)

The Bank of Nova Scotia
(Exact name of Sponsor and Depositor as specified in its charter)

Ontario, Canada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 King Street West Toronto, Ontario, Canada M5H 1H1	M5H 1H1
(Address of principal executive offices)	(Zip Code of Registrant)

(416) 866-3672 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

There are no significant obligors contemplated by Item 1112 of Regulation AB, enhancement or support providers contemplated by Item 1114 or 1115 of Regulation AB, or other material parties related to the covered bonds contemplated by Item 1100(d)(1) of Regulation AB.

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

SCOTIABANK COVERED BOND GUARANTOR LP
(Issuing entity)

Date:	January 27, 2017	By:	THE BANK OF NOVA SCOTIA
(Servicer)

/s/ Andrew Branion
(Signature) Andrew Branion Executive Vice-President and Group Treasurer

EXHIBIT INDEX

Exhibit 31	Certifications.
Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by The Bank of Nova Scotia.
Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by KPMG LLP.
Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period ended October 31, 2016.