Form 10-K
period 2017-10-31
Scotiabank Covered Bond Guarantor Limited Partnership; BANK OF NOVA SCOTIA
filed 2018-01-26
CIK 1581374, 9631

10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2017
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2017	or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
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

SCOTIABANK COVERED BOND GUARANTOR LP
(Issuing entity)

Date:	January 26, 2018	By:	THE BANK OF NOVA SCOTIA
(Servicer)

/s/ Andrew Branion
(Signature) Andrew Branion Executive Vice-President and Group Treasurer

EXHIBIT INDEX

Exhibit 31	Certifications.
Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by The Bank of Nova Scotia.
Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by KPMG LLP.
Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period ended October 31, 2017.