Form 10-K
period 2018-10-31
Scotiabank Covered Bond Guarantor Limited Partnership; BANK OF NOVA SCOTIA
filed 2019-01-29
CIK 1581374, 9631

Page 1 of 7
10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2018
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2018	or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
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

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Sponsor (through Scotia Mortgage Corporation, its wholly-owned subsidiary (“SMC”)) is the originator, as contemplated by Item 1110 of Regulation AB, of all of the mortgage loans owned by the Issuing Entity. The Sponsor is also the Servicer. The Issuing Entity was formed by the Sponsor. The Sponsor owns a 99.95% limited partnership interest in the Issuing Entity. Scotiabank Covered Bond GP Inc. is the managing general partner of the Issuing Entity and owns a 0.0495% general partnership interest in the Issuing Entity. 8429057 Canada Inc. is the liquidation general partner and owns a 0.0005% general partnership interest in the Issuing Entity. Two employees of Computershare Trust Company of Canada are directors and officers of 8429057 Canada Inc. The Sponsor owns 100% of Scotiabank Covered Bond GP Inc. and 9% of 8429057 Canada Inc.

Other than as specified in this Item above, none of the Sponsor, SMC, Scotiabank Covered Bond GP Inc., 8429057 Canada Inc. or the Issuing Entity is an affiliate of Computershare Trust Company of Canada, the Bond Trustee.

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

SCOTIABANK COVERED BOND GUARANTOR LP
(Issuing entity)

Date:	January 29, 2019	By:	THE BANK OF NOVA SCOTIA
(Servicer)

/s/ Andrew Branion
(Signature) Andrew Branion Executive Vice-President and Group Treasurer

EXHIBIT INDEX

Exhibit 31	Certifications.
Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by The Bank of Nova Scotia.
Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by KPMG LLP.
Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period ended October 31, 2018.