Form 10-K
period 2019-10-31
Scotiabank Covered Bond Guarantor Limited Partnership; BANK OF NOVA SCOTIA
filed 2020-01-29
CIK 1581374, 9631

10-K FOR THE FISCAL YEAR ENDED OCTOBER 31, 2019
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________ FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2019	or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
333-188984
(Commission file number of Issuing Entity) ______________________
Scotiabank Covered Bond Guarantor Limited Partnership
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
______________________ Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to section 12(g) of the Act: Covered Bonds (Title of class) ______________________
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

______________

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

SCOTIABANK COVERED BOND GUARANTOR LP
(Issuing entity)

Date:	January 29, 2020	By:	THE BANK OF NOVA SCOTIA
(Servicer)

/s/ Tom McGuire
(Signature) Tom McGuire Executive Vice-President and Group Treasurer

EXHIBIT INDEX

Exhibit 31	Certifications.
Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by The Bank of Nova Scotia.
Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by KPMG LLP.
Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period ended October 31, 2019.