Form 10-K
period 2020-10-31
Scotiabank Covered Bond Guarantor Limited Partnership; BANK OF NOVA SCOTIA
filed 2021-01-29
CIK 1581374, 9631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

333-188984
(Commission file number of Issuing Entity)

Scotiabank Covered Bond Guarantor Limited Partnership
(Exact name of registrant as specified in its charter)

0001581374
(Central Index Key number of Issuing Entity)

The Bank of Nova Scotia
(Exact name of Sponsor and Depositor as specified in its charter)

0000009631
(Central Index Key number of Sponsor and Depositor)

Ontario, Canada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 King Street West Toronto, Ontario, Canada M5H 1H1	M5H 1H1
(Address of principal executive offices)	(Zip Code of Registrant)

(416) 866-3672
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to section 12(g) of the Act:
Covered Bonds
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Documents Incorporated by Reference

None

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 1 Business.
(B)	Item 1A Risk Factors.
(C)	Item 2 Properties.
(D)	Item 3 Legal Proceedings.
(E)	Item 4 Mine Safety Disclosures.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B)	Item 6 Selected Financial Data.
(C)	Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D)	Item 7A Quantitative and Qualitative Disclosures About Market Risk.
(E)	Item 8 Financial Statements and Supplementary Data.
(F)	Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G)	Item 9A Controls and Procedures

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 10 Directors and Executive Officers of the Registrant
(B)	Item 11 Executive Compensation
(C)	Item 12 Security Ownership of Certain Beneficial Owners and Management
(D)	Item 13 Certain Relationships and Related Transactions
(E)	Item 14 Principal Accountant Fees and Services

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

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Capitalized terms used and not otherwise defined-herein shall have the same meanings as set forth in the Prospectus dated September 4, 2020.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria

The Bank of Nova Scotia (in its capacities as Servicer and Cash Manager (collectively, the “Servicing Party”)) has been identified by the Sponsor as a party participating in the servicing function with respect to the asset pool held by the Issuing Entity. The Servicing Party has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (a “Servicing Assessment Report”), which Servicing Assessment Report is attached as Exhibit 33.1 to this Form 10-K. In addition, the Servicing Party has provided an attestation report (an “Attestation Report”) by an independent registered public accounting firm, which report is attached as Exhibit 34.1 to this Form 10-K. Neither the Servicing Assessment Report nor the Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to The Bank of Nova Scotia as Cash Manager and Servicer.

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

SCOTIABANK COVERED BOND GUARANTOR LP
(Issuing entity)

Date: January 29, 2021	By:	THE BANK OF NOVA SCOTIA
(Servicer)

/s/ Tom McGuire
(Signature)
Tom McGuire
Executive Vice-President and Group Treasurer

EXHIBIT INDEX

Exhibit 31	Certifications.

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Covered Bonds by The Bank of Nova Scotia.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Covered Bonds by KPMG LLP.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period ended October 31, 2020.